Form 10-K
period 2004-12-31
J.P. Morgan Mortgage Trust 2004-A3
filed 2005-03-31
CIK 1295740

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-109775-04


        J.P. Morgan Mortgage Trust
        Mortgage Pass-Through Certificates
        Series 2004-A3

     (Exact name of registrant as specified in its charter)


   New York                                         54-2155140
  (State or other jurisdiction of                   54-2155141
  incorporation or organization)                    54-2155142
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, Maryland                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 26.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Bank of America, N.A., as Servicer <F1>
      b) Cendant Mortgage Corp, as Servicer <F1>
      c) Chase Manhattan Mtg Corp, as Servicer <F1>
      d) Countrywide Home Loans Inc., as Servicer <F1>
      e) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      f) National City Mortgage Co, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Bank of America, N.A., as Servicer <F1>
      b) Cendant Mortgage Corp, as Servicer <F1>
      c) Chase Manhattan Mtg Corp, as Servicer <F1>
      d) Countrywide Home Loans Inc., as Servicer <F1>
      e) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      f) National City Mortgage Co, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Bank of America, N.A., as Servicer <F1>
      b) Cendant Mortgage Corp, as Servicer <F1>
      c) Chase Manhattan Mtg Corp, as Servicer <F1>
      d) Countrywide Home Loans Inc., as Servicer <F1>
      e) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      f) National City Mortgage Co, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    J.P. Morgan Mortgage Trust
    Mortgage Pass-Through Certificates
    Series 2004-A3
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Michael Watchke, Vice President

  By: /s/ Michael Watchke, Vice President

  Dated: March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Michael Watchke, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of J.P. Morgan Mortgage Trust Mortgage Pass-Through Certificates, Series 2004-A3 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Bank of America, N.A. as Servicer, Cendant Mortgage Corp as Servicer, Chase Manhattan Mtg Corp as Servicer, Countrywide Home Loans Inc. as Servicer, Greenpoint Mortgage Funding, Inc. as Servicer, National City Mortgage Co as Servicer.

     Date: March 30, 2005

     /s/ Michael Watchke
     Signature

     Vice President
     Title


  EX-99.1 (a)
  (Logo) PricewaterhouseCoopers


  PricewaterhouseCoopers LLP
  214 N. Tryon Street
  Ste 3600
  Charlotte NC 28202

  Telephone (704) 344 7500
  Facsimile (704) 344 4100


  Report of Independent Accountants

  To the Board of Directors and Shareholder of Bank of America, N.A.

  We have examined managements assertion concerning the mortgage division of Bank of America, N.A.s (the "Company"), an operating division of Bank of America, N.A., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see
  Exhibit 1). Management is responsible for the Companys compliance with those minimum servicing standards. Our responsibility is to express an opinion on managements assertion about the Companys compliance based on our examination.

  Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Companys compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companys compliance with the minimum servicing standards.

  In our opinion, managements assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


  /s/ PriceWaterhouseCoopers LLP
  March 11, 2005



  Exhibit 1

  Bank of America
  (Logo)

  Bank of America
  475 CrossPoint Parkway
  PO Box 9000
  Getzville, NY 14068-9000

  Managements Assertion Concerning Compliance with USAP Minimum Servicing Standards


  March 11, 2005

  As of and for the year ended December 31, 2004, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers ("USAP").

  As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $325,000,000 and $180,000,000, respectively.


  /s/ Floyd S. Robinson
  Floyd S. Robinson
  Senior Vice President
  President Consumer Real Estate
  Bank of America, N.A.

  /s/ H. Randall Chestnut
  H. Randall Chestnut
  Senior Vice President
  Bank of America, N.A.

  /s/ Mike Kula
  Mike Kula
  Senior Vice President
  Finance Executive
  Bank of America, N.A.

  /s/ Robert Caruso
  Robert Caruso
  Senior Vice President
  National Servicing Executive
  Bank of America, N.A.

  /s/ J. Mark Hanson
  J. Mark Hanson
  Senior Vice President
  Bank of America, N.A.





  EX-99.1 (b)
(logo) Deloitte

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, NJ 08540
USA

Tel: +1 609 514 3600
www.deloitte.com



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Cendant Mortgage Corporation:


We have examined Cendant Mortgage Corporation's (the "Company") compliance with its established minimum servicing standards described in the accompanying Management's Assertion, dated February 28, 2005, as of and for the year ended December 31, 2004. Management is responsible for compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

Our examination disclosed the following instance of material noncompliance with the reconciliation of custodial bank accounts applicable to the Company during the year ended December 31, 2004. The Company did not comply with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, as set forth in Appendix I.


/s/ Deloitte & Touche LLP

February 28, 2005



Member of
Deloitte Touche Tohmatsu




APPENDIX I

MINIMUM SERVICING STANDARDS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
    * be mathematically accurate;
    * be prepared within forty-five (45) calendar days after the cutoff date;
    * be reviewed and approved by someone other than the person who prepared the reconciliation; and
    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III DISBURSEMENTS

1. Disbursement made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.  Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (c)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000



Report of Independent Auditors


To the Board of Directors and Stockholder of Chase Home Finance LLC:


We have examined management's assertion about Chase Home Finance LLC's (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 11, 2005


(logo) JPMorganChase


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 11, 2005


As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards
(the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.



/s/ Thomas L. Wind
Thomas L. Wind
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Scott Powell
Scott Powell
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Terry L. Gentry
Terry L. Gentry
SVP of Servicing
Chase Home Finance LLC





  EX-99.1 (d)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568





Independent Accountants' Report




The Board of Directors
Countrywide Financial Corporation:



We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KPMG LLP

March 17, 2005





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (e)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105



Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.

Management identified the following material noncompliance with minimum servicing standards over mortgage payments as of and for the year ended December 31, 2004. The mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month.

In our opinion, except for the material noncompliance described in the third paragraph, management's assertion that GreenPoint Mortgage Funding, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


March 17, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (f)
(logo) ERNST & YOUNG

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year-ended December 31, 2004. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 11, 2005



A Member Practice of Ernst & Young Global





  EX-99.2 (a)
Exhibit I

Bank of America
(logo)

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068.9000

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 11, 2005

As of and for the year ended December 31, 2004, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $325,000,000 and $180,000,000, respectively.


/s/ Floyd S. Robinson
Floyd S. Robinson
Senior Vice President
President Consumer Real Estate
Bank of America, N.A.

/s/ H. Randall Chestnut
H. Randall Chestnut
Senior Vice President
Bank of America, N.A.

/s/ Mike Kula
Mike Kula
Senior Vice President
Finance Executive
Bank of America, N.A.

/s/ Robert Caruso
Robert Caruso
Senior Vice President
National Servicing Executive
Bank of America, N.A.

/s/ J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.





  EX-99.2 (b)
Cendant Mortgage
3000 Leadenhall Road
Mt. Laurel, NJ 08054

(logo) CENDANT
       Mortgage

February 28, 2005



As of and for the year ended December 31, 2004, Cendant Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for as discussed below.

During the year ended December 31, 2004, the Company determined it was materially non-compliant with the requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to identify and resolve reconciling items within 90 calendar days as specified by the minimum servicing standards.

The Company has undertaken remediation activities to address this material instance of non-compliance as of December 31, 2004.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $160 million and $20 million, respectively.



Cendant Mortgage Corporation

/s/ Terence Edwards
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
Mark Danahy
Senior Vice President and Chief Financial Officer


/s/ Martin L. Foster
Martin L. Foster
Senior Vice President - Loan Servicing





  EX-99.2 (c)
(logo) JPMorganChase


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 11, 2005


As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards
(the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.



/s/ Thomas L. Wind
Thomas L. Wind
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Scott Powell
Scott Powell
Co-Chief Executive Officer
Chase Home Finance LLC


/s/ Terry L. Gentry
Terry L. Gentry
SVP of Servicing
Chase Home Finance LLC





  EX-99.2 (d)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SUN VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


Management's Assertion


March 17, 2005

As of and for the year ended December 31, 2004, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $100 million, respectively.




/s/ Thomas K. McLaughlin
Thomas K. McLaughlin
Executive Managing Director and
Chief Financial Officer



/s/ Kevin Meyers
Kevin Meyers
Managing Director, Chief Financial Officer
Loan Administration





  EX-99.2 (e)
PO Box 84013
Columbus, GA 31908-4013

(logo) GreenPoint Mortgage

Servicing Division

Management Assertion

March 17, 2005


As of and for the year ended December 31, 2004, GreenPoint Mortgage Funding, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the following:

  * In certain circumstances, the mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month. This error was identified by Management and the systemic issue that caused the incorrect calculation of interest was resolved prior to the issuance of this letter.

As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000 and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.

Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer



/s/ S.A. Ibrahim
S.A Ibrahim
Chief Executive Officer


/s/ Mike De Francesco
Mike De Francesco
Senior Vice President - Loan Administration


/s/ David Petrini
Dave Petrini
Chief Financial Officer





  EX-99.2 (f)
(logo) National City Mortgage

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820



Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.



/s/ T. Jackson Case, Jr
T. Jackson Case, Jr., Executive Vice President


March 4, 2005



No one Cares More !





  EX-99.3 (a)
(logo) Bank of America



Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzvllle, NY 14068-9000



BANK OF AMERICA NATIONAL ASSOIATION

OFFICER'S CERTIFICATE PURSUANT TO SECTION 11.20


I, Suzanne M. Haumesser, Senior Vice-President of Bank of America, N.A. hereby certify pursuant to section 11.20 of the Pooling and Servicing agreement dated October 1, 2003 as a Flow Mortgage Loan Sale and Servicing Agreement as amended by Amendment NO.1 thereto dated as of February 24, 2004 as amended by amendment NO 2. dated June 1, 2004 amended by amendment NO1.
that: (i) such Servicing Officer has reviewed the activities of such Master Servicer during the preceding calendar year or portion thereof and its performance under this Agreement, (ii) to the best of such Servicing
Officer's knowledge, based on such review, such Master Servicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing
Officer and the nature and status thereof, (iii) nothing has come to the attention of such Servicing Officer to lead such Servicing Officer to believe that any Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement in all material respects throughout such year, or, if there has been a material default in the performance or fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.


Dated: March 15, 2005

BANK OF AMERICA, N.A.,
as Servicer


By: /s/ Suzanne M. Haumesser
Name: Suzanne M. Haumesser
Title: Senior Vice President





  EX-99.3 (b)
PHH Mortgage Services

(logo) PHH


Wells Fargo Bank. N.A.
9062 Old Annapolis Rd.
Columbia, MD 21054
Attention: Kim


RE: Annual Statement as to Compliance

Investor number(s)/Deal name(s): as listed on the attached Schedule A

Dear Investor, Master Servicer or Trustee,

The undersigned officer certifies the following for PHH Mortgage Corp. f/k/a Cendant Mortgage Corp. for the 2004 calendar year. To the best of our knowledge:


a) The activities and performance of the Servicer during the preceding Fiscal year under the terms of the above Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge the Servicer has fulfilled all of its duties, responsibilities or obligations under this Agreement throughout such year, or if there has been default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank;
b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing:
c) The Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;
d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
   (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;
e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank;
f) All Custodial Accounts have been reconciled and are properly funded; and
g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified by

/s/ William E. Fricke, Jr.
William E. Fricke, Jr.
Assistant Vice President

3/15/05
Date:




PHH Mortgage Services

(logo) PHH

SCHEDULE A

BAY     2004-C          MARM    2004-3          THB     2004-1
BAY     2004-D          MARM    2004-4          THB     2004-2
BSA     2003-AC7        MARM    2004-5          WFMBS   2004-1
BSA     2004-AC1        MASTR   2003-10
BSA     2004-AC2        MASTR   2003-11
BSA     2004-AC4        MASTR   2003-12
BSA     2004-AC5        MASTR   2003-7
BSA     2004-AC6        MASTR   2003-8
BSL     2003-7          MASTR   2003-9
BSL     2004-12         MASTR   2004-1
BSL     2004-3          MASTR   2004-10
BSL     2004-4          MASTR   2004-11
BSL     2004-6          MASTR   2004-3
BST     2003-9          MASTR   2004-4
BST     2004-1          MASTR   2004-5
BST     2004-10         MASTR   2004-6
BST     2004-12         MASTR   2004-8
CSF     2004-1          MASTR   2004-9
CSF     2004-AR1        MLC     2004-1
CSF     2004-AR2        MLC     2004-A
HBV     2004-10         MLC     2004-B
JPMMT   2004-Al         MLC     2004-C
JPMMT   2004-A2         MLC     2004-D
JPMMT   2004-A3         MLC     2004-E
JPMMT   2004-A4         MLC     2004-F
JPMMT   2004-A5         MLC     2004-G
JPMMT   2004-A6         MLC     2004-HB1
JPMMT   2004-S2         MLM     2004-A01
MAL     2004-1          MSML    2004-10AR
MAL     2004-10         MSML    2004-11A
MAL     2004-11         MSML    2004-2AR
MAL     2004-12         MSML    2004-3
MAL     2004-13         MSML    2004-4
MAL     2004-3          MSML    2004-5AR
MAL     2004-4          MSML    2004-6AR
MAL     2004-5          MSML    2004-7AR
MAL     2004-6          MSML    2004-8AR
MAL     2004-7          MSML    2004-9
MAL     2004-8          MSSTA   2004-1
MAL     2004-9          PAM     2004-CL1
MARM    2004-1          PRM     2004-CL2
MARM    2004-10         SAIL    2004-7
MARM    2004-11         SAM     2004-AR1
MARM    2004-15         THB     2003-2
MARM    2004-2          THB     2003-5





  EX-99.3 (c)
(logo) CHASE


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ Terry L. Gentry
Officer: Terry L. Gentry

Title: Senior Vice President

Date: March 15, 2005





  EX-99.3 (d)
Exhibit "A"

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:


(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By: /s/ Countrywide

/s/ Joseph Candelario
Officer

First Vice President
Title

/s/ 3/21/05
Date





  EX-99.3 (e)
PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566

GreenPoint (logo) Mortgage


March 15, 2005


Well Fargo Bank, National Association
9062 Old Annapolis Road
Columbia, Maryland 21045
Attn: Master Servicer



Re: Annual Statement of Compliance for the Pooling and Servicing
    Agreements listed on Exhibit A hereto ( each as "Agreement") by GreenPoint Mortgage Funding, Inc., as Servicer


Ladies and Gentlemen:

Pursuant to the Assignment, Assumption and Recognition Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meanings used in the Sale and Servicing Agreement):

     1. A review of the activities of the Servicer and its performance under the Purchase Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

     2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the Sale and Servicing Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period.

Very truly yours



Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de esta carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904
Customer Service Hours: Monday - Friday, 8:30 AM - 8:00 PM, Eastern www.greenpointservice.com




GreenPoint Mortgage
Funding, Inc,
as Servicer


/s/ Michael De Francesco
Name: Michael De Francesco
Title: Senior Vice President
Date: March 22, 2005



Exhibit A

JP MRM 2004-A3





  EX-99.3 (f)
(logo) National City
Mortgage

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820



Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:


The undersigned Officer certifies the following for the 2004 fiscal year


(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:
/s/ T. Jackson Case Jr.
Officer

Executive Vice President
Title

March 8, 2005
Date


No one Cares More!





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1-A-1                          3,838,518.88         14,974,046.60                 0.00             167,177,753.41
   2-A-1                            785,636.48          5,170,799.35                 0.00              39,430,300.65
   3-A-1                            618,243.72          1,683,958.40                 0.00              23,316,041.59
   3-A-2                          1,030,789.19            883,687.49                 0.00              40,421,912.51
   3-A-3                            556,512.67                  0.00                 0.00              22,207,100.00
   4-A-1                          1,269,256.70            933,045.73                 0.00              57,819,354.27
   4-A-2                             43,314.99             31,841.37                 0.00               1,973,158.63
   A-R                                    0.97                100.00                 0.00                       0.00
   I-B-1                            115,927.48             30,716.18                 0.00               5,218,783.83
   I-B-2                             68,697.43             18,202.08                 0.00               3,092,597.91
   I-B-3                             30,053.47              7,962.97                 0.00               1,352,937.03
   I-B-4                             25,760.43              6,825.49                 0.00               1,159,674.51
   I-B-5                             17,174.37              4,550.54                 0.00                 773,149.48
   I-B-6                             25,773.72              6,828.99                 0.00               1,160,272.01
   S-B-1                             83,811.26             14,397.71                 0.00               3,605,202.29
   S-B-2                             35,556.58              6,108.17                 0.00               1,529,491.83
   S-B-3                             17,778.30              3,054.08                 0.00                 764,745.92
   S-B-4                             17,778.30              3,054.08                 0.00                 764,745.92
   S-B-5                              7,617.95              1,308.67                 0.00                 327,691.33
   S-B-6                             12,705.63              2,182.67                 0.00                 546,542.33
   S-F-1                            212,571.81          2,063,504.09                 0.00               9,351,995.92
   S-F-2                          1,905,313.57         16,449,661.33                 0.00              71,451,638.68
   S-F-3                          2,587,154.38          2,639,625.07                 0.00             109,850,374.93